Form 10-K
period 1995-12-31
AT&T UNIVERSAL FUNDING CORP
filed 1996-06-25
CIK 947117

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                -------------

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORT
                   PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ___________


                       Commission File Number 33-93806

                      AT&T Universal Card Funding Corp.
            (Originator of the AT&T Universal Card Master Trust)
                      AT&T Universal Card Master Trust
                  (Issuer of the Asset Backed Certificates)
           ------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                                   59-3325080
 ----------------------------------            ------------------------------

 (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
 INCORPORATION)                                    IDENTIFICATION)



     5201 Amelia Earhart Drive Suite 1001
             Salt Lake City, Utah                                    84116
    --------------------------------------                         ---------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                         (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (801) 578-0619

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


     Title of each class         Name of each exchange on which registered
     -------------------         -----------------------------------------
     Not Applicable



SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Class A Series 1995-1 Floating Rate Asset Backed Certificates Class B Series 1995-1 Floating Rate Asset Backed Certificates Class A Series 1995-2 5.95% Asset Backed Certificates
Class B Series 1995-2 6.10% Asset Backed Certificates
Class A Series 1995-3 Floating Rate Asset Backed Certificates Class B Series 1995-3 Floating Rate Asset Backed Certificates

- -------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      X       No
                                              -----------     ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  /   /

                                     PART I

Items 1.  Business.

          Not Applicable.

Item 2.   Properties.

            Pursuant to Section 3.04(b) of the Pooling and Servicing Agreement, dated as of August 1, 1995 relating to the AT&T Universal Card Master Trust among AT&T Universal Funding Corp., as Transferor, AT&T Universal Card Services Corp., as Servicer, and Bankers Trust Company, as Trustee, AT&T Universal Card Services Corp., as Servicer, is required to deliver to the Trustee a monthly servicer certificate (the "Monthly Report") for each outstanding series of investor certificates. Exhibits 20.1, 20.2 and 20.3 contain the Annual Statement for Series 1995-1, Series 1995-2 and Series 1995-3 aggregating the information for each such series contained in the Monthly Reports for calendar year 1995.

Item 3.   Legal Proceedings.

          None.

Item 4.   Submission of Matters to a vote of Security-Holders.

          None.

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholders
          Matters.

          The certificates representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

          To the best knowledge of the registrant, there is no established public trading market for the Certificates.

Item 6.   Selected Financial Data.

          Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Not Applicable.

Item 8.   Financial Statements and Supplementary Data.

          Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          Not Applicable.

Item 11.  Executive Compensation.

          Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) the Certificates of each Class of Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1995. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1995, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date:





SERIES 1995-1

          Participant                  Quantity                  Percentage
          -----------                  --------                  ----------
Class A

Bank of New York                       $ 82,750,000                  10%
Bankers Trust Company                  $435,000,000                  50%
Northern Trust Company-Trust           $220,000,000                  25%

Class B

Bank of New York                       $20,000,000                   33%
Barclays Bank PLC                      $15,000,000                   25%
Fuji Bank & Trust Company              $25,000,000                   42%

SERIES 1995-2

          Participant                       Quantity                  Percentage
          -----------                       --------                  ----------
Class A
Bankers Trust Company                       $82,426,000                   12%
 Boston Safe Deposit & Trust Company        $38,370,000                    6%
The Chase Manhattan Bank, N.A.              $55,030,000                    8%
J.P. Morgan Securities Inc.,
     Asset-Backed                           $60,000,000                    9%
Morgan Guaranty Trust Co. of New York       $52,000,000                    8%
Nations Bank of Texas, N.A.                 $55,586,000                    8%
SSB-Custodian                               $99,107,000                   15%

Class B

The Chase Manhattan Bank, N.A.              $15,000,000                   42%
Chemical Bank                               $18,625,000                   52%
Shawmut Bank                                $ 2,000,000                    6%

SERIES 1995-3

          Participant                       Quantity                   Percentage
          -----------                       --------                   ----------
Class A

Bankers Trust Company                       $ 45,250,000                   7%
Brown Brothers Harriman & Co.               $ 36,650,000                   6%
The Chase Manhattan Bank, N.A.              $ 98,665,000                  15%
Citibank, N.A.                              $ 74,000,000                  11%
The Dai-Ichi Kangyo Bank Limited            $ 70,000,000                  11%
Morgan Guaranty Trust Co. of New York       $195,250,000                  30%

Class B

First National Bank of Chicago              $ 20,000,000                  44%
Fuji Bank & Trust Company                   $ 25,000,000                  56%

          The address of each above participant is:

               c/o  The Depository Trust Company
                    55 Water Street
                    New York, New York  10041

          (b) Not Applicable.

          (c) Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

          None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) The following are filed as part of this report.

          Exhibit 20.1        Annual Statement for the Period Ending

                              December 31, 1995 with respect to the AT&T
                              Universal Card Master Trust Series 1995-1.

          Exhibit 20.2 Annual Statement for the Period Ending December 31, 1995 with respect to the AT&T Universal Card Master Trust Series 1995-2.

          Exhibit 20.3 Annual Statement for the Period Ending December 31, 1995 with respect to the AT&T Universal Card Master Trust Series 1995-3.

          Exhibit 20.4 Agreed Upon Procedures Letter, dated March 29, 1996, issued by Coopers & Lybrand LLP.

          Exhibit 20.5 AT&T Universal Card Services Corp. Officers Certificate dated March 29, 1996.

          (b) No reports on Form 8-K were filed by the registrant during the quarter ending December 31, 1995.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              AT&T UNIVERSAL CARD MASTER TRUST

                              BY:  AT&T UNIVERSAL CARD SERVICES CORP.,
                                   AS SERVICER



                              By:  /s/ Robert A. Miller
                                 ---------------------------
                              Name: Robert A. Miller
                              Title:  Vice President Finance

EXHIBIT             DESCRIPTION                                           PAGE
- -------             -----------                                           ----
Exhibit 20.1        Annual Statement for the Period Ending December
                    31, 1995 with respect to the AT&T Universal
                    Card Master Trust Series 1995-1.

Exhibit 20.2        Annual Statement for the Period Ending December
                    31, 1995 with respect to the AT&T Universal
                    Card Master Trust Series 1995-2.

Exhibit 20.3        Annual Statement for the Period Ending December
                    31, 1995 with respect to the AT&T Universal
                    Card Master Trust Series 1995-3.

Exhibit 20.4        Agreed Upon Procedures Letter, dated March 29,
                    1996, issued by Coopers & Lybrand LLP.

Exhibit 20.5        AT&T Universal Card Services Corp. Officers
                    Certificate dated March 29, 1996.