Form 10-K
period 1996-12-31
AT&T UNIVERSAL FUNDING CORP; AT&T UNIVERSAL CARD MASTER TRUST
filed 1997-03-28
CIK 947117, 947183

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORT
                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to
                               --------    -----------

                        Commission File Numbers 33-93806
                                                333-2878
                                                333-9309

                      AT&T Universal Card Funding Corp.
             (Originator of the AT&T Universal Card Master Trust)
                       AT&T Universal Card Master Trust
                  (Issuer of the Asset Backed Certificates)
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Delaware                                        59-3325080
-------------------------------------                    ----------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION)                                           IDENTIFICATION)


       5201 Amelia Earhart Drive Suite 1001
              Salt Lake City, Utah                                    84116
      ---------------------------------------                       ----------
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

Class A Series 1995-1 Floating Rate Asset Backed Certificates Class B Series 1995-1 Floating Rate Asset Backed Certificates Class A Series 1995-2 5.95% Asset Backed Certificates
Class B Series 1995-2 6.10% Asset Backed Certificates
Class A Series 1995-3 Floating Rate Asset Backed Certificates Class B Series 1995-3 Floating Rate Asset Backed Certificates Class A Series 1996-1 Floating Rate Asset Backed Certificates Class B Series 1996-1 Floating Rate Asset Backed Certificates Class A Series 1996-2 Floating Rate Asset Backed Certificates Class B Series 1996-2 Floating Rate Asset Backed Certificates Class A Series 1996-3 Floating Rate Asset Backed Certificates Class B Series 1996-3 Floating Rate Asset Backed Certificates


--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

                                     PART I

Items 1.  Business.

          Not Applicable.

Item 2.   Properties.

          Pursuant to Section 3.04(b) of the Pooling and Servicing Agreement, dated as of August 1, 1995 relating to the AT&T Universal Card Master Trust among AT&T Universal Funding Corp., as Transferor, AT&T Universal Card Services Corp., as Servicer, and Bankers Trust Company, as Trustee, AT&T Universal Card Services Corp., as Servicer, is required to deliver to the Trustee a monthly servicer certificate (the "Monthly Report") for each outstanding series of investor certificates. Exhibits 99.1, 99.2, 99.3, 99.4, 99.5 and 99.6 contain the Annual Statement for Series 1995-1, Series 1995-2, Series 1995-3, Series 1996-1, Series 1996-2 and Series 1996-3 aggregating the information for each such series contained in the Monthly Reports for calendar year 1996.

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

          Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Not Applicable.

Item 8.   Financial Statements and Supplementary Data.

          Exhibits 99.1 through 99.6 filed as part of this report and listed in
          Item 14(a) below are also filed as part of this report under this
          Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          Not Applicable.

Item 11.  Executive Compensation.

          Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) the Certificates of each Class of Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1996. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1996, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date:

SERIES 1995-1
             Participant                                         Quantity                Percentage
             -----------                                         --------                ----------
Class A
             Chase Manhattan Bank                                            $75,965,000             9%
             Fuji Bank & Trust Company                                       $40,000,000             5%
             Northern Trust Company                                         $120,000,000            14%
             SSB-Custodian                                                  $459,615,000            53%

Class B
             Barclays Bank PLC                                               $15,000,000            25%
             Bank of Tokyo-Mitsubishi                                        $20,000,000            33%
                Trust Company (The)
             Fuji Bank & Trust Company                                       $25,000,000            42%

SERIES 1995-2
             Participant                                         Quantity                Percentage
             -----------                                         --------                ----------
Class A
             Bank of New York                                                $62,860,000             9%
             Bankers Trust Company                                          $116,790,000            17%
             Boston Safe Deposit & Trust Co.                                 $36,925,000             5%
             Chase Manhattan Bank                                            $64,580,000            10%
             Chase Manhattan Bank/Chemical                                   $47,195,000             7%
             Nations Bank of Texas N.A.                                      $32,600,000             5%
             SSB-Custodian                                                   $82,645,000            12%

Class B      Chase Manhattan Bank                                            $33,625,000            94%
             Fleet Bank of Massachusetts, N.A.                                $2,000,000             6%

SERIES 1995-3
             Participant                                         Quantity                Percentage
             -----------                                         --------                ----------
Class A

             Bankers Trust Company                                          $136,500,000            21%
             Chase Manhattan Bank                                           $199,765,000            31%
             Chase Manhattan Bank/Chemical                                   $98,350,000            15%
             Citicorp Services, Inc.                                         $40,650,000             6%
             Dai-Ichi Kangyo Bank Limited (The)                              $70,000,000            11%
               New York-Branch
             Smith Barney Harris Upham & Co., Inc. (SB)                      $55,935,000             9%

Class B
             First National Bank of Chicago                                  $20,000,000            44%
             Fuji Bank & Trust Company                                       $25,000,000            56%

SERIES 1996-1
             Participant                                         Quantity                Percentage
             -----------                                         --------                ----------
Class A

             Bank of New York                                                $43,100,000             5%
             Bankers Trust Company                                          $312,500,000            37%
             Chase Manhattan Bank                                           $124,800,000            15%
             SSB-Custodian                                                  $301,900,000            36%

Class B
             Bankers Trust Company                                           $20,000,000            25%

             Boston Safe Deposit & Trust Co.                                 $27,600,000            35%
             Bankers Trust Co./Investment A/C                                $23,400,000            29%
             Citicorp Services, Inc.                                          $4,000,000             5%
             Morgan (J.P.) Securities Inc., Asset Backed                      $4,500,000             6%

SERIES 1996-2
             Participant                                         Quantity                Percentage
             -----------                                         --------                ----------
Class A
             Bank of New York                                                $42,500,000             5%
             Citicorp Services, Inc.                                        $193,000,000            23%
             Northern Trust Company                                         $167,500,000            20%
             SSB-Custodian                                                  $365,500,000            43%

Class B
             Bank of New York                                                $22,500,000            28%
             Bankers Trust Company                                           $20,000,000            25%
             Goldman, Sachs & Co.                                            $17,500,000            22%
             Merrill Lynch, Pierce, Fenner &                                  $5,000,000             6%
               Smith Safekeeping
             Swiss American Securities, Inc.                                 $15,000,000            19%

SERIES 1996-3
             Participant                                         Quantity                Percentage
             -----------                                         --------                ----------
Class A

             Bankers Trust Company                                          $244,815,000            29%
             Chase Manhattan Bank                                            $99,000,000            12%
             Chase Manhattan Bank/Chemical                                   $39,000,000             5%
             Morgan Guaranty Trust Co. of New York                           $60,000,000             7%
             Morgan Stanley & Co., Incorporated                              $97,185,000            11%
             Northern Trust Company                                          $90,000,000            11%
             SSB-Custodian                                                   $85,500,000            10%

Class B
             Boston Safe Deposit & Trust Co.                                 $31,500,000            39%
             Bankers Trust Co./Investment A/C                                $10,000,000            13%
             Morgan (J.P.) Securities Inc., Asset Backed                     $23,500,000            29%
             Merrill Lynch, Pierce, Fenner &                                 $12,000,000            15%
               Smith Safekeeping

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

          Exhibit 99.1 Annual Statement for the Period Ending December 31, 1996
                       with respect to the AT&T Universal Card Master Trust Series 1995-1.

          Exhibit 99.2 Annual Statement for the Period Ending December 31, 1996
                       with respect to the AT&T Universal Card Master Trust Series 1995-2.

          Exhibit 99.3 Annual Statement for the Period Ending December 31, 1996
                       with respect to the AT&T Universal Card Master Trust Series 1995-3.

          Exhibit 99.4 Annual Statement for the Period Ending December 31, 1996
                       with respect to the AT&T Universal Card Master Trust Series 1996-1.

          Exhibit 99.5 Annual Statement for the Period Ending December 31, 1996
                       with respect to the AT&T Universal Card Master Trust Series 1996-2.

          Exhibit 99.6 Annual Statement for the Period Ending December 31, 1996
                       with respect to the AT&T Universal Card Master Trust Series 1996-3.

          Exhibit 99.7 AT&T Universal Card Services Corp. Officers Certificate
                       dated March 20, 1997.

         *Exhibit 99.8 Report, dated _________, 1997, issued by Coopers &
                       Lybrand LLP.

-------------------------
*To be filed by Amendment.

          (b) The following Current Reports on Form 8-K were filed by the registrant during the quarter ending December 31, 1996:

                    Current Report on Form 8-K dated September 17, 1996 Current Report on Form 8-K dated October 17, 1996 Current Report on Form 8-K dated November 18, 1996 Current Report on Form 8-K dated December 17, 1996

                                   SIGNATURES

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

                                        AT&T UNIVERSAL CARD MASTER TRUST

                                        BY:  AT&T UNIVERSAL CARD SERVICES
                                             CORP., AS SERVICER



                                        By:  /s/ Robert A. Miller
                                           ------------------------------------
                                           Name: Robert A. Miller
                                           Title:  Vice President Finance

EXHIBIT            DESCRIPTION                                            PAGE

Exhibit 99.1 Annual Statement for the Period Ending December 31, 1996 with respect to the AT&T Universal Card Master Trust Series 1995-1.



Exhibit 99.2 Annual Statement for the Period Ending December 31, 1996 with respect to the AT&T Universal Card Master Trust Series 1995-2.



Exhibit 99.3 Annual Statement for the Period Ending December 31, 1996 with respect to the AT&T Universal Card Master Trust Series 1995-3.



Exhibit 99.4 Annual Statement for the Period Ending December 31, 1996 with respect to the AT&T Universal Card Master Trust Series 1996-1.



Exhibit 99.5 Annual Statement for the Period Ending December 31, 1996 with respect to the AT&T Universal Card Master Trust Series 1996-2.



Exhibit 99.6 Annual Statement for the Period Ending December 31, 1996 with respect to the AT&T Universal Card Master Trust Series 1996-3.



Exhibit 99.7       AT&T Universal Card Services Corp. Officers
                   Certificate dated March 20, 1997.



*Exhibit 99.8      Report, dated _________, 1997, issued by Coopers &
                   Lybrand LLP.


---------------------------
*To be filed by Amendment.