Form 10-K/A
period 1996-12-31
AT&T UNIVERSAL FUNDING CORP; AT&T UNIVERSAL CARD MASTER TRUST
filed 1997-04-11
CIK 947117, 947183

                                                   THE FOLLOWING ITEMS
                                                   WERE THE SUBJECT OF
                                                   A FORM 12b-25 AND
                                                   ARE INCLUDED HEREIN:
                                                   ITEM 14(a) -
                                                   EXHIBIT 99.8




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                 FORM 10-K/A#1

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

                      AT&T Universal Card Funding Corp.
             (Originator of the AT&T Universal Card Master Trust)
                       AT&T Universal Card Master Trust
                  (Issuer of the Asset Backed Certificates)
         -----------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Delaware                                       59-3325080
-------------------------------                          ----------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION)                                           IDENTIFICATION)

 5201 Amelia Earhart Drive Suite 1001
         Salt Lake City, Utah                                     84116
---------------------------------------                         ---------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                         (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE             (801) 578-0619

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class              Name of each exchange on which registered
    -------------------              -----------------------------------------
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


-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

                  Item 14(a) of the registrant's Annual Report on Form 10-K is amended to include as part of the report Exhibit 99.8:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.

          (a) The following are filed as part of this report.

          *Exhibit 99.1             Annual Statement for the Period Ending
                                    December 31, 1996 with respect to the AT&T
                                    Universal Card Master Trust Series 1995-1.

          *Exhibit 99.2             Annual Statement for the Period Ending
                                    December 31, 1996 with respect to the AT&T
                                    Universal Card Master Trust Series 1995-2.

          *Exhibit 99.3             Annual Statement for the Period Ending
                                    December 31, 1996 with respect to the AT&T
                                    Universal Card Master Trust Series 1995-3.


          *Exhibit 99.4             Annual Statement for the Period Ending
                                    December 31, 1996 with respect to the AT&T
                                    Universal Card Master Trust Series 1996-1.


          *Exhibit 99.5             Annual Statement for the Period Ending
                                    December 31, 1996 with respect to the AT&T
                                    Universal Card Master Trust Series 1996-2.


          *Exhibit 99.6             Annual Statement for the Period Ending
                                    December 31, 1996 with respect to the AT&T
                                    Universal Card Master Trust Series 1996-3.

          *Exhibit 99.7             AT&T Universal Card Services Corp. Officers
                                    Certificate dated March 20, 1997.

          Exhibit 99.8 Report, dated April 3, 1997, issued by Coopers & Lybrand LLP.

*Incorporated herein as an exhibit by reference to, and previously filed with the Securities and Exchange Commission on March 28, 1997 as an exhibit to, the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

          (b) The following Current Reports on Form 8-K were filed by the registrant during the quarter ending December 31, 1996:

              Current Report on Form 8-K dated September 17, 1996 Current Report on Form 8-K dated October 17, 1996 Current Report on Form 8-K dated November 18, 1996 Current Report on Form 8-K dated December 17, 1996

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       AT&T UNIVERSAL CARD MASTER TRUST

                                       BY:  AT&T UNIVERSAL CARD SERVICES CORP.,
                                            AS SERVICER



                                       By:  /s/ Robert A. Miller
                                          -----------------------------
                                       Name: Robert A. Miller
                                       Title:  Vice President Finance

EXHIBIT                    DESCRIPTION                                   PAGE
-------                    -----------                                   ----

*Exhibit 99.1              Annual Statement for the Period Ending
                           December 31, 1996 with respect to the AT&T
                           Universal Card Master Trust Series 1995-1.

*Exhibit 99.2              Annual Statement for the Period Ending
                           December 31, 1996 with respect to the AT&T
                           Universal Card Master Trust Series 1995-2.

*Exhibit 99.3              Annual Statement for the Period Ending
                           December 31, 1996 with respect to the AT&T
                           Universal Card Master Trust Series 1995-3.

*Exhibit 99.4              Annual Statement for the Period Ending
                           December 31, 1996 with respect to the AT&T
                           Universal Card Master Trust Series 1996-1.

*Exhibit 99.5              Annual Statement for the Period Ending
                           December 31, 1996 with respect to the AT&T
                           Universal Card Master Trust Series 1996-2.

*Exhibit 99.6              Annual Statement for the Period Ending
                           December 31, 1996 with respect to the AT&T
                           Universal Card Master Trust Series 1996-3.

*Exhibit 99.7              AT&T Universal Card Services Corp. Officers
                           Certificate dated March 20, 1997.

Exhibit 99.8               Report, dated April 3, 1997, issued by
                           Coopers & Lybrand LLP.



*Incorporated herein as an exhibit by reference to, and previously filed with the Securities and Exchange Commission on March 28, 1997 as an exhibit to, the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.