Form 10-K
period 1997-12-31
AT&T UNIVERSAL FUNDING CORP; AT&T UNIVERSAL CARD MASTER TRUST
filed 1998-03-31
CIK 947117, 947183

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

For the fiscal year ended December 31, 1997

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
                   (Issuer of the Asset Backed Certificates)
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Delaware                                                     59-3325080
 ----------------------------------                             ------------------------------
 (STATE OR OTHER JURISDICTION OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION)


                     5201 Amelia Earhart Drive Suite 1001
                            Salt Lake City, Utah                                                    84116
                   ---------------------------------------                                       ----------
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

Class A Series 1995-1 Floating Rate Asset Backed Certificates Class B Series 1995-1 Floating Rate Asset Backed Certificates Class A Series 1995-2 5.95% Asset Backed Certificates
Class B Series 1995-2 6.10% Asset Backed Certificates
Class A Series 1995-3 Floating Rate Asset Backed Certificates Class B Series 1995-3 Floating Rate Asset Backed Certificates Class A Series 1996-1 Floating Rate Asset Backed Certificates Class B Series 1996-1 Floating Rate Asset Backed Certificates Class A Series 1996-2 Floating Rate Asset Backed Certificates Class B Series 1996-2 Floating Rate Asset Backed Certificates Class A Series 1996-3 Floating Rate Asset Backed Certificates Class B Series 1996-3 Floating Rate Asset Backed Certificates Class A Series 1997-1 Floating Rate Asset Backed Certificates Class B Series 1997-1 Floating Rate Asset Backed Certificates

-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       X      No
                                              -----------     -----------

                                     PART I

Items 1. Business.

         Not Applicable.

Item 2.  Properties.

            Pursuant to Section 3.04(b) of the Pooling and Servicing Agreement, dated as of August 1, 1995 relating to the AT&T Universal Card Master Trust among AT&T Universal Funding Corp., as Transferor, AT&T Universal Card Services Corp., as Servicer, and Bankers Trust Company, as Trustee, AT&T Universal Card Services Corp., as Servicer, is required to deliver to the Trustee a monthly servicer certificate (the "Monthly Report") for each outstanding series of investor certificates. Exhibits 99.1, 99.2, 99.3, 99.4, 99.5, 99.6 and 99.7
contain the Annual Statement for Series 1995-1, Series 1995-2, Series 1995-3, Series 1996-1, Series 1996-2, Series 1996-3, and Series 1997-1 aggregating the information for each such series contained in the Monthly Reports for calendar year 1997.

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

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Exhibits 99.1 through 99.7 filed as part of this report and listed in Item 14(a) below are also filed as part of this report under this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         (a) the Certificates of each Class of Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1997. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1997, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date:



SERIES 1995-1

            Participant                                               Quantity             Percentage
            -----------                                               --------             ----------
Class A
            Bank of New York                                            $86,535,000            10%
            Chase Manhattan Bank                                        $83,165,000            10%
            FUJI Bank & Trust                                           $40,000,000             5%
            Northern Trust Company                                     $120,000,000            14%
            SSB - Custodian                                            $421,965,000            49%

Class B
            Citibank, N.A.                                              $25,000,000            42%
            FUJI Bank and Trust Company                                 $25,000,000            42%
            Witter (Dean) Reynolds Inc.                                 $10,000,000            17%


SERIES 1995-2

            Participant                                       Quantity               Percentage
            -----------                                       --------               ----------
Class A
            Bank of New York                                            $53,902,000             8%
            Bankers Trust Company                                      $111,646,000            17%
            Boston Safe Deposit & Trust Co.                             $46,027,000             7%
            Chase Manhattan Bank                                        $77,420,000            11%
            Chase Manhattan Bank/Chemical                               $42,128,000             6%
            Northern Trust Company                                      $49,007,000             7%
            SSB-Custodian                                              $137,988,000            20%

Class B
            Chase Manhattan Bank                                        $25,125,000            71%
            Bank of New York                                            $10,000,000            28%

SERIES 1995-3

            Participant                                       Quantity               Percentage
            -----------                                       --------               ----------
Class A
            Bankers Trust Company                                       $95,000,000            15%
            Chase Manhattan Bank                                       $249,450,000            38%
            Chase Manhattan Bank/Chemical                               $55,250,000             8%
            Citibank, N.A.                                              $95,850,000            15%
            Dai-Ichi Kangyo Bank Limited (The)                          $70,000,000            11%
                 New York-Branch

Class B
            NBD Bank Municipal Bond Department                          $20,000,000            44%
            Fuji Bank & Trust Company                                   $25,000,000            56%



SERIES 1996-1

            Participant                                       Quantity               Percentage
            -----------                                       --------               ----------
Class A
            Bank of New York                                           $141,800,000            17%
            Bankers Trust Company                                       $42,000,000             5%
            Chase Manhattan Bank                                        $93,600,000            11%
            SSB-Custodian                                              $406,800,000            48%
            Chase Manhattan Bank/Chemical                               $56,575,000             7%

Class B
            Bankers Trust Company                                       $20,000,000            25%
            Boston Safe Deposit & Trust Co.                             $27,600,000            35%
            Bankers Trust Company/Corporate Clearance                   $13,400,000            17%
            Bankers Trust/Investment Account                            $10,000,000            13%
            Chase Manhattan Bank                                         $4,750,000             6%
            Citibank, N.A.                                               $4,000,000             5%

SERIES 1996-2

            Participant                                       Quantity               Percentage
            -----------                                       --------               ----------
Class A
            Citibank, N.A.                                             $181,500,000            21%
            Northern Trust Company                                     $167,500,000            20%
            SSB-Custodian                                              $338,750,000            40%

Class B
            Bank of New York                                            $22,500,000            28%
            Bankers Trust Company                                       $20,000,000            25%
            Boston Safe Deposit and Trust Company                        $5,000,000             6%
            PNC Bank, National Association                              $17,500,000            22%
            Swiss American Securities, Inc.                             $15,000,000            19%

SERIES 1996-3

            Participant                                       Quantity               Percentage
            -----------                                       --------               ----------
Class A
            Bankers Trust Company                                      $100,915,000            12%
            Bank of New York                                           $162,000,000            19%
            Chase Manhattan Bank                                       $116,185,000            14%
            Chase Manhattan Bank/Chemical                               $49,800,000             6%
            Citibank, N.A.                                             $112,500,000            13%
            Northern Trust Company                                     $100,000,000            12%
            SSB-Custodian                                              $110,200,000            13%

Class B
            Boston Safe Deposit & Trust Co.                             $31,500,000            39%
            Bankers Trust Company/Corporate Clearance                   $10,000,000            13%
            Chase Manhattan Bank                                        $35,500,000            44%

SERIES 1997-1

            Participant                                       Quantity               Percentage
            -----------                                       --------               ----------
Class A
            Bankers Trust Company                                       $79,557,000             9%
            Bank of New York                                           $186,500,000            22%
            Boston Safe Deposit and Trust Company                       $89,700,000            11%
            Citibank, N.A.                                              $91,000,000            11%
            SSB-Custodian                                              $190,643,000            22%

Class B
            Bank of New York                                            $10,000,000            13%
            Bankers Trust Company                                       $10,000,000            13%
            Boston Safe Deposit and Trust Company                       $13,000,000            16%
            Chase Manhattan Bank/Chemical                               $24,000,000            30%
            NBD Bank Municipal Bond Department                          $10,000,000            13%



            The address of each above participant is:

                     c/o     The Depository Trust Company
                             55 Water Street
                             New York, New York  10041

            (b) Not Applicable.

            (c) Not Applicable.

Item 13.    Certain Relationships and Related Transactions.

            None.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a) The following are filed as part of this report.

            Exhibit 99.1 Annual Statement for the Period Ending December 31, 1997 with respect to the AT&T Universal Card Master Trust Series 1995-1.

            Exhibit 99.2 Annual Statement for the Period Ending December 31, 1997 with respect to the AT&T Universal Card Master Trust Series 1995-2.

            Exhibit 99.3 Annual Statement for the Period Ending December 31, 1997 with respect to the AT&T Universal Card Master Trust Series 1995-3.

            Exhibit 99.4 Annual Statement for the Period Ending December 31, 1997 with respect to the AT&T Universal Card Master Trust Series 1996-1.

            Exhibit 99.5 Annual Statement for the Period Ending December 31, 1997 with respect to the AT&T Universal Card Master Trust Series 1996-2.

            Exhibit 99.6 Annual Statement for the Period Ending December 31, 1997 with respect to the AT&T Universal Card Master Trust Series 1996-3.

            Exhibit 99.7 Annual Statement for the Period Ending December 31, 1997 with respect to AT&T Universal Card Master Trust Series 1997-1.

            Exhibit 99.8 AT&T Universal Card Services Corp. Officers Certificate dated March 10, 1998.

            Exhibit 99.9 Report, dated March 5, 1998, issued by Coopers & Lybrand LLP.

            (b) The following Current Reports on Form 8-K were filed by the registrant during the quarter ending December 31, 1997:

                     Current Report on Form 8-K dated October 17, 1997 Current Report on Form 8-K dated November 17, 1997 Current Report on Form 8-K dated December 17, 1997

                                   SIGNATURES

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

                                  AT&T UNIVERSAL CARD MASTER TRUST

                                  BY:  AT&T UNIVERSAL CARD SERVICES CORP.,
                                       AS SERVICER



                                  By:  /s/ Robert A. Miller
                                     ----------------------------
                                  Name: Robert A. Miller
                                  Title:  Vice President Finance

EXHIBIT          DESCRIPTION                                            PAGE
-------          -----------                                            ----
Exhibit 99.1     Annual Statement for the Period Ending
                 December 31, 1997 with respect to the AT&T
                 Universal Card Master Trust Series 1995-1.

Exhibit 99.2     Annual Statement for the Period Ending
                 December 31, 1997 with respect to the AT&T
                 Universal Card Master Trust Series 1995-2.

Exhibit 99.3     Annual Statement for the Period Ending
                 December 31, 1997 with respect to the AT&T
                 Universal Card Master Trust Series 1995-3.

Exhibit 99.4     Annual Statement for the Period Ending
                 December 31, 1997 with respect to the AT&T
                 Universal Card Master Trust Series 1996-1.

Exhibit 99.5     Annual Statement for the Period Ending
                 December 31, 1997 with respect to the AT&T
                 Universal Card Master Trust Series 1996-2.

Exhibit 99.6     Annual Statement for the Period Ending
                 December 31, 1997 with respect to the AT&T
                 Universal Card Master Trust Series 1996-3.

Exhibit 99.7     Annual Statement for the Period Ending
                 December 31, 1997 with respect to the AT&T
                 Universal Card Master Trust Series 1997-1.

Exhibit 99.8     AT&T Universal Card Services Corp. Officers
                 Certificate dated March 10, 1998.

Exhibit 99.9     Report, dated March 5, 1998, issued by Coopers
                 & Lybrand LLP.