Form 10-K
period 1998-12-31
UNIVERSAL BANK NA
filed 1999-03-30
CIK 947117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission File Numbers 33-93806
                                                 333-2878
                                                 333-9309

                              Universal Bank, N.A.
                 (Originator of the Universal Card Master Trust)
                           Universal Card Master Trust
                    (Issuer of the Asset Backed Certificates)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


  United States of America                                       58-1885168
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                                IDENTIFICATION)

   200 Brookstone Centre, Suite 110
           Columbus, GA                                               31904
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (706) 562-2200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


Title of each class                    Name of each exchange on which registered

   Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Class A Series 1995-2 5.95% Asset Backed Certificates
Class B Series 1995-2 6.10% Asset Backed Certificates
Class A Series 1995-3 Floating Rate Asset Backed Certificates Class B Series 1995-3 Floating Rate Asset Backed Certificates Class A Series 1996-1 Floating Rate Asset Backed Certificates Class B Series 1996-1 Floating Rate Asset Backed Certificates Class A Series 1996-2 Floating Rate Asset Backed Certificates Class B Series 1996-2 Floating Rate Asset Backed Certificates Class A Series 1996-3 Floating Rate Asset Backed Certificates Class B Series 1996-3 Floating Rate Asset Backed Certificates Class A Series 1997-1 Floating Rate Asset Backed Certificates Class B Series 1997-1 Floating Rate Asset Backed Certificates (collectively, the "Certificates")

                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

Documents Incorporated by Reference:  None

                                     PART I

Items 1. Business.

         Not Applicable.

Item 2.  Properties.

         Pursuant to Section 3.04(b) of the Amended and Restated Pooling and Servicing Agreement (the "Pooling and Servicing Agreement"), dated as of April 24, 1998 relating to the Universal Card Master Trust (the "Trust") among Universal Bank, N.A., as Transferor, Universal Card Services Corp., as Servicer, and Bankers Trust Company, as Trustee, Universal Card Services Corp., as Servicer, is required to deliver to the Trustee a monthly servicer certificate (the "Monthly Report") for each outstanding series of investor certificates. Exhibits 99.1, 99.2, 99.3, 99.4, 99.5 and 99.6 contain the Annual Statement for Series 1995-2, Series 1995-3, Series 1996-1, Series 1996-2, Series 1996-3, and
Series 1997-1 aggregating the information for each such series contained in the Monthly Reports for calendar year 1998.

Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Servicer, the Trust Assets or Universal Bank, N.A. other than ordinary routine litigation incidental to the duties of the Trustee, the Servicer or Universal Bank, N.A. under the Pooling and Servicing Agreement.

Item 4.  Submission of Matters to a vote of Security-Holders.

         No matter was submitted during the fiscal year covered by this report to a vote of Certificateholders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

         To the best knowledge of the registrant, there is no established public trading market for the Certificates.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not Applicable.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Exhibits 99.1 through 99.6 filed as part of this report and listed in
Item 14(a) below are also filed as part of this report under this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         As previously reported, on April 2, 1998, the Servicer (the parent corporation of AT&T Universal Funding Corp. at that time) was acquired by Citibank N.A. In connection therewith, among other things, KPMG LLP was retained to prepare and deliver the Report attached as Exhibit 99.8 hereto. The replacement of PricewaterhouseCoopers LLP with KPMG was solely due to the acquisition of the Servicer and not due to any disagreement.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Each class of Certificates is represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1998. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1998, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of each class of Certificates on that date:

SERIES 1995-2

             Participant                                      Quantity         Percentage
             -----------                                      --------         ----------
Class A

             Bankers Trust Company                          $103,733,000           15%
             Chase Manhattan                                $135,471,000           20%
             Citibank                                       $ 50,150,000            7%
             Northern Trust Company                         $ 65,699,000           10%
             State Street Bank & Trust                      $123,558,000           18%

Class B

             Chase Manhattan Bank                           $ 25,125,000           71%
             Bank of New York                               $ 10,000,000           28%

SERIES 1995-3

             Participant                                      Quantity         Percentage
             -----------                                      --------         ----------
Class A

             Bankers Trust Company                          $ 47,850,000            7%
             Chase Manhattan Bank                           $323,400,000           50%
             Citibank, N.A.                                 $ 88,950,000           14%
             Dai-Ichi Kangyo Bank Limited (The)             $ 70,000,000           11%
             Marine/Treasury Investments                    $ 47,750,000            7%
             State Street Bank & Trust                      $ 42,300,000            6%

Class B

             NBD Bank Municipal Bond Department              $20,000,000           44%
             Fuji Bank & Trust Company                       $25,000,000           56%

SERIES 1996-1

             Participant                                      Quantity         Percentage
             -----------                                      --------         ----------
Class A

             Bank of New York                               $ 81,800,000           10%
             Bankers Trust Company                          $ 44,750,000            5%
             Boston Safe Deposit & Trust                    $ 70,386,000            8%
             Chase Bank of Texas                            $ 62,000,000            7%
             Citibank                                       $199,164,000           23%
             State Street Bank & Trust                      $306,900,000           36%

Class B

             Bankers Trust Company                           $20,000,000           25%
             Bankers Trust Company/Corporate Clearance       $13,400,000           17%
             Bankers Trust/Investment Account                $10,000,000           13%
             Chase Manhattan Bank                            $ 4,500,000            6%
             Citibank, N.A.                                  $31,850,000           40%

SERIES 1996-2

             Participant                                      Quantity         Percentage
             -----------                                      --------         ----------
Class A

             Boston Safe Deposit & Trust                    $148,900,000           18%
             Chase Manhattan                                $146,450,000           17%
             Citibank, N.A.                                 $ 51,500,000            6%
             Investors Fiduciary Trust Company              $ 55,000,000            6%
             Northern Trust                                 $127,500,000           15%
             Prudential Securities Custody                  $128,000,000           15%

             State Street Bank & Trust                      $143,650,000           17%

Class B

             Bank of New York                               $ 12,500,000           16%
             Bankers Trust Company                          $ 10,000,000           13%
             Chase Securities Inc.                          $ 15,000,000           19%
             Citibank, N.A.                                 $ 30,500,000           38%
             Prudential Securities Custody                  $ 10,000,000           13%

SERIES 1996-3

             Participant                                      Quantity         Percentage
             -----------                                      --------         ----------
Class A

             Bankers Trust Company                          $127,075,000           15%
             Boston Safe Deposit & Trust                    $ 42,140,000            5%
             Chase Bank of Texas                            $136,000,000           16%
             Chase Manhattan                                $117,775,000           14%
             Citibank, N.A.                                 $120,205,000           14%
             Northern Trust Company                         $ 93,530,000           11%
             State Street Bank & Trust                      $106,200,000           12%

Class B

             Chase Manhattan Bank                           $ 35,500,000           44%
             Citibank                                       $ 31,500,000           39%
             SSB-Bank Portfolio                             $ 10,000,000           13%


SERIES 1997-1

             Participant                                      Quantity         Percentage
             -----------                                      --------         ----------
Class A

             Bankers Trust Company                          $ 92,297,000           11%
             Bank of New York                               $149,385,000           18%
             Chase Manhattan                                $194,610,000           23%
             Citibank, N.A.                                 $106,160,000           12%
             State Street Bank & Trust                      $198,378,000           23%

Class B

             Bank of New York                                $10,000,000           13%
             Bankers Trust Company                           $20,000,000           25%
             Boston Safe Deposit and Trust Company           $ 6,000,000            8%
             Chase Manhattan Bank                            $14,000,000           18%
             Citibank, N.A.                                  $ 7,000,000            9%
             LBI-Lehman Government Securities                $ 6,000,000            8%
             NBD Bank Municipal Bond Dept.                   $10,000,000           13%
             State Street Bank & Trust                       $ 7,000,000            9%


                  The address of each above participant is:

                           c/o      The Depository Trust Company
                                    55 Water Street
                                    New York, New York  10041

                  (b) Not Applicable.

                  (c) Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         (a) The registrant knows of no transaction or series of transactions during 1998, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of the Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4) of Regulation S-K.

         (b) Not Applicable.

         (c) Not Applicable.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following are filed as part of this report.

         Exhibit 16.1    Letter of PricewaterhouseCoopers LLP, dated March 16,
                         1999.

         Exhibit 99.1 Annual Statement for the Period Ending December 31, 1998 with respect to the Universal Card Master Trust Series 1995-2.

         Exhibit 99.2 Annual Statement for the Period Ending December 31, 1998 with respect to the Universal Card Master Trust Series 1995-3.

         Exhibit 99.3 Annual Statement for the Period Ending December 31, 1998 with respect to the Universal Card Master Trust Series 1996-1.

         Exhibit 99.4 Annual Statement for the Period Ending December 31, 1998 with respect to the Universal Card Master Trust Series 1996-2.

         Exhibit 99.5 Annual Statement for the Period Ending December 31, 1998 with respect to the Universal Card Master Trust Series 1996-3.

         Exhibit 99.6 Annual Statement for the Period Ending December 31, 1998 with respect to the Universal Card Master Trust Series 1997-1.

         Exhibit 99.7 Universal Card Services Corp. Officers Certificate dated March 12, 1999.

         Exhibit 99.8    Report, dated March 19, 1999, issued by KPMG LLP.

         (b) The following Current Reports on Form 8-K were filed by the registrant during the year ended December 31, 1998:

                  Current Report on Form 8-K dated January 20, 1998 Current Report on Form 8-K dated February 17, 1998 Current Report on Form 8-K dated March 17, 1998 Current Report on Form 8-K dated April 2, 1998 Current Report on Form 8-K dated April 17, 1998 Current Report on Form 8-K dated May 18, 1998 Current Report on Form 8-K dated June 17, 1998 Current Report on Form 8-K dated July 17, 1998 Current Report on Form 8-K dated August 17, 1998 Current Report on Form 8-K dated September 17, 1998 Current Report on Form 8-K dated October 19, 1998 Current Report on Form 8-K dated November 17, 1998 Current Report on Form 8-K dated December 17, 1998

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 23rd day of March, 1999.

                                    UNIVERSAL CARD MASTER TRUST

                                    BY:  UNIVERSAL CARD SERVICES CORP.,

                                             AS SERVICER

                                    By:  /s/ Thomas Donahue
                                         ------------------------------
                                    Name:  Thomas Donahue
                                    Title: Treasurer

EXHIBIT           DESCRIPTION                                              PAGE
-------           -----------                                              ----

Exhibit 16.1      Letter of PricewaterhouseCoopers LLP dated
                  March 16, 1999.

Exhibit 99.1      Annual Statement for the Period Ending December
                  31, 1998 with respect to the Universal Card
                  Master Trust Series 1995-2.

Exhibit 99.2      Annual Statement for the Period Ending December
                  31, 1998 with respect to the Universal Card
                  Master Trust Series 1995-3.

Exhibit 99.3      Annual Statement for the Period Ending December
                  31, 1998 with respect to the Universal Card
                  Master Trust Series 1996-1.

Exhibit 99.4      Annual Statement for the Period Ending December
                  31, 1998 with respect to the Universal Card
                  Master Trust Series 1996-2.

Exhibit 99.5      Annual Statement for the Period Ending December
                  31, 1998 with respect to the Universal Card
                  Master Trust Series 1996-3.

Exhibit 99.6      Annual Statement for the Period Ending December
                  31, 1998 with respect to the Universal Card
                  Master Trust Series 1997-1.

Exhibit 99.7      Universal Card Services Corp. Officers
                  Certificate dated March 12, 1999.

Exhibit 99.8      Report, dated March 19, 1999, issued by KPMG LLP.