Form 10-K
period 1999-12-31
UNIVERSAL BANK NA; AT&T UNIVERSAL CARD MASTER TRUST; UNIVERSAL CARD SERVICES CORP
filed 2000-02-22
CIK 947117, 947183, 1088325

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

For the fiscal year ended December 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission File Numbers 33-93806
                                                 333-2878
                                                 333-9309
                                                 333-79497

UNIVERSAL CARD MASTER TRUST                                       New York
(Issuer of Securities)

UNIVERSAL CARD SERVICES CORP.                                     Delaware                     22-3013787
(successor by merger to the Originator
of the Trust and the original Transferor)

UNIVERSAL BANK, NATIONAL ASSOCIATION                        United States of America           58-1885168
(Transferor to the Trust described herein)
-----------------------------------------------------    ----------------------------     ----------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)   (STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER
                                                               OF ORGANIZATION)           IDENTIFICATION NUMBER)

 200 Brookstone Centre, Suite 110
           Columbus, GA                                            31904
--------------------------------------                         -------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (706) 257-1700


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


Title of each class                    Name of each exchange on which registered

   Not Applicable


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             Class A Series 1995-2 5.95% Asset Backed Certificates Class B Series 1995-2 6.10% Asset Backed Certificates
         Class A Series 1995-3 Floating Rate Asset Backed Certificates Class B Series 1995-3 Floating Rate Asset Backed Certificates Class A Series 1996-1 Floating Rate Asset Backed Certificates Class B Series 1996-1 Floating Rate Asset Backed Certificates Class A Series 1996-2 Floating Rate Asset Backed Certificates Class B Series 1996-2 Floating Rate Asset Backed Certificates Class A Series 1996-3 Floating Rate Asset Backed Certificates Class B Series 1996-3 Floating Rate Asset Backed Certificates Class A Series 1997-1 Floating Rate Asset Backed Certificates
         Class B Series 1997-1 Floating Rate Asset Backed Certificates
                       (collectively, the "Certificates")
             -----------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

Documents Incorporated by Reference:  None

                                     PART I


Items 1. Business.

         Not Applicable.


Item 2.  Properties.

         Pursuant to Section 3.04(b) of the Amended and Restated Pooling and Servicing Agreement (the "Pooling and Servicing Agreement"), dated as of April 24, 1998 relating to the Universal Card Master Trust (the "Trust") among Universal Bank, National Association, as Transferor, Universal Card Services Corp., as Servicer, and Bankers Trust Company, as Trustee, Universal Card Services Corp., as Servicer, is required to deliver to the Trustee a monthly servicer certificate (the "Monthly Report") for each outstanding series of investor certificates. Exhibits 99.1, 99.2, 99.3, 99.4, 99.5 and 99.6 contain the Annual Statement for Series 1995-2, Series 1995-3, Series 1996-1, Series 1996-2, Series 1996-3, and Series 1997-1 aggregating the information for each such series contained in the Monthly Reports for calendar year 1999.


Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Servicer, the Trust Assets or Universal Bank, National Association other than ordinary routine litigation incidental to the duties of the Trustee, the Servicer or Universal Bank, National Association under the Pooling and Servicing Agreement.


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

         Not Applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.


Item 11. Executive Compensation.

         Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Each class of Certificates is represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1999. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1999, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of each class of Certificates on that date:

SERIES 1995-2

                  Participant                                 Quantity          Percentage
                  ----------                                  --------          ----------
Class A
                  Bankers Trust Company                     $101,785,000            15.08%
                  Boston Safe Deposit and Trust Co.          $49,245,000             7.30%
                  Chase Manhattan Bank                      $144,980,000            21.48%
                  Citibank, N.A.                             $62,100,000             9.20%
                  Northern Trust Company                     $57,618,000             8.54%
                  State Street Bank and Trust Co.            $83,920,000            12.43%

Class B
                  Bank of New York                           $10,000,000            28.07%
                  Chase Manhattan Bank                       $20,125,000            56.49%
                  SSB - Bank Portfolio                        $5,000,000            14.04%


SERIES 1995-3

                  Participant                                 Quantity          Percentage
                  ----------                                  --------          ----------
Class A
                  Bank of New York                           $48,500,000             7.43%
                  Boston Safe Deposit and Trust Co.          $36,400,000             5.58%
                  Chase Manhattan Bank                      $307,050,000            47.06%
                  Citibank, N.A.                             $78,300,000            12.00%
                  State Street Bank and Trust Co.           $160,900,000            24.66%

Class B
                  Bank One Trust Company, N.A.               $20,000,000            44.44%
                  Fuji Bank &Trust Company                   $25,000,000            55.56%


SERIES 1996-1

                  Participant                                 Quantity          Percentage
                  ----------                                  --------          ----------
Class A
                  Bank of New York                           $70,275,000             8.27%
                  Bankers Trust Company                      $47,890,000             5.63%
                  Boston Safe Deposit and Trust Co.          $54,960,000             6.47%
                  Citibank, N.A.                            $203,710,000            23.97%
                  State Street Bank and Trust Co.           $351,950,000            41.41%

Class B
                  Bankers Trust Company                      $47,900,000            59.88%
                  Citibank, N.A.                             $31,850,000            39.81%

SERIES 1996-2

      The Class A and Class B Series 1996-2 Floating Rate Asset Backed Certificates matured on June 17, 1999. Accordingly, there are no holders at December 31, 1999.


SERIES 1996-3

                  Participant                                 Quantity          Percentage
                  ----------                                  --------          ----------
Class A
                  Bank of New York                           $65,870,000             7.75%
                  Boston Safe Deposit and Trust Co.          $56,785,000             6.68%
                  Chase Manhattan                           $145,975,000            17.17%
                  Citibank, N.A.                            $247,380,000            29.10%
                  State Street Bank and Trust Co.           $206,910,000            24.34%

Class B
                  Chase Manhattan Bank                       $12,000,000            15.00%
                  Citibank, N.A.                             $58,000,000            72.50%
                  SSB - Bank Portfolio                       $10,000,000            12.50%


SERIES 1997-1

                  Participant                                 Quantity          Percentage
                  ----------                                  --------          ----------
Class A
                  Bankers Trust Company                      $75,897,000             8.93%
                  Boston Safe Deposit and Trust Co.          $61,280,000             7.21%
                  Chase Manhattan                           $201,300,000            23.68%
                  Citibank, N.A.                             $44,500,000             5.24%
                  Investors Bank & Trust/M.F. Custody        $95,070,000            11.18%
                  State Street Bank and Trust Co.           $274,863,000            32.34%

Class B
                  Bankers Trust Company                      $26,000,000            32.50%
                  Bank One Trust Company, N.A.               $10,000,000            12.50%
                  Boston Safe Deposit and Trust Co.           $6,000,000             7.50%
                  Chase Manhattan Bank                       $14,000,000            17.50%
                  Citibank, N.A.                             $17,000,000            21.25%
                  State Street Bank and Trust Co.             $7,000,000             8.75%


                  The address of each above participant is:

                           c/o      The Depository Trust Company
                                    55 Water Street
                                    New York, New York  10041

                  (b) Not Applicable.

                  (c) Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         (a) The registrant knows of no transaction or series of transactions during 1999, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of the Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4) of Regulation S-K.

         (b) Not Applicable.

         (c) Not Applicable.

                                   PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following are filed as part of this report.


         Exhibit 99.1 Annual Statement for the Period Ending December 31, 1999 with respect to the Universal Card Master Trust Series 1995-2.

         Exhibit 99.2 Annual Statement for the Period Ending December 31, 1999 with respect to the Universal Card Master Trust Series 1995-3.

         Exhibit 99.3 Annual Statement for the Period Ending December 31, 1999 with respect to the Universal Card Master Trust Series 1996-1.

         Exhibit 99.4 Annual Statement for the Period Ending December 31, 1999 with respect to the Universal Card Master Trust Series 1996-2.

         Exhibit 99.5 Annual Statement for the Period Ending December 31, 1999 with respect to the Universal Card Master Trust Series 1996-3.

         Exhibit 99.6 Annual Statement for the Period Ending December 31, 1999 with respect to the Universal Card Master Trust Series 1997-1.

         Exhibit 99.7 Universal Card Services Corp. Officers Certificate dated February 15, 2000.

         Exhibit 99.8    Report, dated January 21, 2000, issued by KPMG LLP.

         (b) The following Current Reports on Form 8-K were filed by the registrant during 1999 and through the date hereof:


                  Current Report on Form 8-K dated December 17, 1998 Current Report on Form 8-K dated January 19, 1999 Current Report on Form 8-K dated February 17, 1999 Current Report on Form 8-K dated March 17, 1999 Current Report on Form 8-K dated April 19, 1999 Current Report on Form 8-K dated May 17, 1999 Current Report on Form 8-K dated June 17, 1999 Current Report on Form 8-K dated July 19, 1999 Current Report on Form 8-K dated August 17, 1999 Current Report on Form 8-K dated September 17, 1999 Current Report on Form 8-K dated October 18, 1999 Current Report on Form 8-K dated November 17, 1999 Current Report on Form 8-K dated December 17, 1999 Current Report on Form 8-K dated January 18, 2000

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 22nd day of February, 2000.

                                    UNIVERSAL CARD MASTER TRUST

                                    BY:  UNIVERSAL CARD SERVICES CORP.,
                                         Servicer


                                    By:  /s/    Andrew Lubliner
                                         ------------------------------
                                         Name:  Andrew Lubliner
                                         Title: Servicing Officer

EXHIBIT           DESCRIPTION
-------           -----------


Exhibit 99.1      Annual Statement for the Period Ending December
                  31, 1999 with respect to the Universal Card
                  Master Trust Series 1995-2.

Exhibit 99.2      Annual Statement for the Period Ending December
                  31, 1999 with respect to the Universal Card
                  Master Trust Series 1995-3.

Exhibit 99.3      Annual Statement for the Period Ending December
                  31, 1999 with respect to the Universal Card
                  Master Trust Series 1996-1.

Exhibit 99.4      Annual Statement for the Period Ending December
                  31, 1999 with respect to the Universal Card
                  Master Trust Series 1996-2.

Exhibit 99.5      Annual Statement for the Period Ending December
                  31, 1999 with respect to the Universal Card
                  Master Trust Series 1996-3.

Exhibit 99.6      Annual Statement for the Period Ending December
                  31, 1999 with respect to the Universal Card
                  Master Trust Series 1997-1.

Exhibit 99.7      Universal Card Services Corp. Officers
                  Certificate dated February 15, 2000.

Exhibit 99.8      Report, dated January 21, 2000, issued by KPMG LLP.